Form 10QSB
period 2001-02-07
OSAGE ACQUISITION CORP
filed 2001-03-21
CIK 1119179

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                     FORM 10-QSB
                      (Mark One)

 [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ending
                            February 22, 2001

 Or

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from to

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

                          918-336-1773
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes            No     X

     The registrant became subject to the filing requirements within the past 90 days.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding at February 22, 2001
     Common Stock, par value $0.001                       500,000


                PART I - - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                  OSAGE ACQUISITION CORPORATION
                  (A Development Stage Company)
                     As of February 22, 2001
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

         See accompanying notes to financial statements

                  OSAGE ACQUISITION CORPORATION
                  (A Development Stage Company)
                    Statement of Operations
                           (Unaudited)

                                  November 23, 2000         May 3, 2000
                                         to               (Inception) to
                                  February 22, 2001      February 22, 2001

     Income                             $   -                  $   -

     Expenses                               -                      -

            Total expenses                  -                      -

     NET LOSS                           $   0                  $   0

     See accompanying notes to financial statements

                  OSAGE ACQUISITION CORPORATION
                  (A Development Stage Company)
          Statement of Changes in Stockholder's Equity
           For the Period From May 3, 2000 (Inception)
                      To February 22, 2001
                           (Unaudited)


                                                           Deficit
                                                         Accumulated
                            Common Stock    Additional     During
                              Issued          Paid-In    Development
                       Shares       Amount    Capital       Stage     Total

     Common Stock
       Issuance        500,000      $  500      -            -        $500

     Fair value of
     expenses
     contributed          -            -        -            -         -

     Net losses for the periods ended:

     February 22, 2001    -            -        -            -         -

     BALANCE AT
     February 22, 2001 500,000      $  500      -            -        $500

     See accompanying notes to financial statements

                  OSAGE ACQUISITION CORPORATION
                  (A Development Stage Company)
                    Statement s of Cash Flows
                           (Unaudited)

                                   November 23, 2000         May 3, 2000
                                          to               (Inception) to
                                   February 22, 2001      February 22, 2001

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

     NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     A.      Organization and Business Operations

     Osage Acquisition Corporation (a development stage company) ("the Company") was incorporated in Nevada on May 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At February 22, 2001, the Company has not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     D.     Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are there respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 108, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending February 22, 2001.

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

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            --      Certificate of Incorporation filed as an
            exhibit to the Company's registration statement on Form 10-SB filed on August 22, 2000, and is incorporated herein by reference.

            --      By-Laws filed as an exhibit to the
            Company's registration statement of Form 10-SB filed on August 22, 2000, which is incorporated herein by reference.

            --      Shareholder agreement filed as an exhibit
            to the Company's registration statement on Form
            10-SB filed on August 22, 2000, which is incorporated herein by reference.

            --      Agreement with Peter R. Goss filed as an
            exhibit to the Company's registration statement of Form 10-SB filed on August 22, 2000, which is incorporated herein by reference.

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

     Dated:   February 22, 2001